Form 10-K
period 2004-12-31
AEGIS ASSET BACKED SEC CORP MORT PAS THR CERT SERIES 2004 2
filed 2005-03-31
CIK 1287414

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-110187-02


        Aegis Asset Backed Securities Corporation

     (Exact name of registrant as specified in its charter)


   Delaware
  (State or other jurisdiction of                     43-1964014
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   3250 Briarpark, 4th FLoor
   Houston, TX                                   77450
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (713) 787-0100


  Securities registered pursuant to Section 12(b) of the Act:

        Aegis Asset Backed Securities Trust Mortgage Pass-Through
        Certificates, Series 2004-2
        (Title of each class of Securities covered by this Form)



  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 23.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Ocwen Federal Bank FSB, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Ocwen Federal Bank FSB, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Ocwen Federal Bank FSB, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Aegis Asset Backed Securities Corporation
    (Registrant)


  Signed: Aegis Asset Backed Securities Corporation as Depositor

  By:     Patrick Walden, President

  By: /s/ Patrick Walden, President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Patrick Walden, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Aegis Asset Backed Securities Trust Mortgage Pass-Through Certificates, Series 2004-2;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Ocwen Federal Bank FSB as Servicer.

     Date: March 30, 2005

     /s/ Patrick Walden
     Signature

     President
     Title


  EX-99.1
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181




INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT



To the Board of Directors of
Ocwen Federal Bank FSB


We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/S/ PricewaterhouseCoopers LLP



March 29, 2005





  EX-99.2
(logo)
OCWEN






MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

* Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

* Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back days by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than a two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.







(logo)
OCWEN






Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.





/s/ Ronald M. Faris
Ronald M. Faris
President



/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of Residential Assets




/s/ Brian J. LaForest
Brian J. LaForest
Director of Investor Reporting



/s/ Paul E. Neff
Paul E. Neff
Director of Servicing Operations





  EX-99.3
(logo) Ocwen






Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2004
Aegis Trust Series 2004-2







The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending on December 31, 2004 and of the performance of the Servicer under the Pooling and Servicing Agreement for AEGIS ASSET BACKED SECURITIES TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-2 dated April 1, 2004 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the servicing Agreement.






By: /s/ Scott W. Anderson
Dated: March 15, 2005
Scott W. Anderson, Senior Vice President














Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P.O. Box 24737, West Palm Beach, FL 33416-4737





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A1                             2,080,785.56         37,612,113.49                 0.00             134,387,886.52
   A2                             2,286,228.32         58,715,133.25                 0.00             151,284,866.75
   A3                               846,024.72                  0.00                 0.00              58,504,000.00
   A4                             1,110,131.78         42,750,103.12                 0.00              66,292,896.88
   A5                             1,231,679.08                  0.00                 0.00              86,453,000.00
   B1                               253,120.84                  0.00                 0.00              10,000,000.00
   B2                               325,161.66                  0.00                 0.00              12,000,000.00
   B3                               453,661.66                  0.00                 0.00              12,000,000.00
   M1                               796,517.23                  0.00                 0.00              52,000,000.00
   M2                               893,853.90                  0.00                 0.00              44,000,000.00
   M3                               314,391.39                  0.00                 0.00              14,000,000.00
   P                              2,165,172.18                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                             23,825,881.44                  0.00                 0.00              20,000,000.00